Form 10-K405
period 2000-03-31
HONDA AUTO LEASE TRUST 1999A
filed 2000-07-14
CIK 1078973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        ---------------------------------

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM                 TO

                        Commission file number 333-72303


                          HONDA AUTO LEASE TRUST 1999-A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    33-0846301
--------------------------------------------                --------------------
(State of incorporation)                                    (IRS Employer
                                                            Identification No.)
Honda Titling C L.P.
Honda Titling D L.P.
700 VAN NESS AVENUE
TORRANCE, CA                                                       90501
-----------------------------------------------------       --------------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: (310)781-6146

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                    Name of each exchange
                                                  on which registered

           None                                   None
           ---------------------------------      ---------------


           Securities registered pursuant to section 12(g) of the Act:

                                      None
                -------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  ----------             ---------
        YES           X          NO
                  ----------             ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

PART I

This Annual Report on Form 10-K is filed by American Honda Finance Corporation ("AHFC") as Servicer of Honda Auto lease Trust 1999 (the "Trust") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K responds to items/omits responses based on exemptive relief previously granted to requests on behalf of similar registrants.

The registrant is a trust with no voting securities oustanding.

Item 1.    Business
           Omitted.

Item 2.    Properties

           The Trust was formed pursuant to a Securitization Trust Agreement (the "Agreement") dated as of July 1, 1999 between Honda Titling
           C L.P. and Honda Titling D L.P (the "Transferors") and U.S. Bank National Association as Owner Trustee, Wilmington Trust Company as Delaware Owner Trustee and The Bank of New York as Indenture Trustee. The property of the Trust consists of two certificates, evidencing the 1999-A Special Unit of Beneficial Interest (the "SUBI") the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders. The SUBI represents a beneficial interest in SUBI Assets.

           The Trust issued asset-backed certificates (the "Certificates") representing undivided interests in the Trust. The Certificates consist of five classes of senior certificates ("Class A-1 5.445% Certificates", "Class A-2 5.875% Certificates", "Class A-3 6.100% Certificates", "Class A-4 6.450% Certificates" and "Class A-5 6.650% Certificates") and two classes of subordinated certificates ("Class B 6.650% Certificates" and "Class C 6.900% Certificates"). The Class A, B and C Certificates were registered and publicly offered and sold.

           The assets of the 1999-A Honda Auto Lease Trust consist primarily of retail closed-end lease contracts, for Honda and Acura motor vehicles related thereto.

Item 3.    Legal Proceedings
                    N/A

Item 4.    Submission of Matters to a Vote of Security Holders
                    N/A

           The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Lease Trust 1999-A as of March 31, 2000 :




1. Delinquent Contracts:                                                                                          ($000's)
                                                                        Contracts                           Amount
                                                                     -----------------               ---------------------
           a. 31 - 60 Days Delinquent                                           1,074                             $18,793

           b. 61 - 90 Days Delinquent                                             168                              $2,950

           c. Over 90 Days Delinquent                                             121                              $2,228


2. Delinquent Ratio:                                                       % of                              % of
                                                                        Contracts                           Amount
                                                                     -----------------               ---------------------
           a. 31 - 60 Days Delinquent                                            0.66%                               0.66%

           b. 61 - 90 Days Delinquent                                            0.10%                               0.10%

           c. Over 90 Days Delinquent                                            0.07%                               0.08%



3. Aggregate Net Losses:                                                                                          ($000's)
                                                                        Contracts                           Amount
                                                                     -----------------               ---------------------
           a. Cumulative Net Losses                                             1,474                              $3,291

           b. Original Portfolio                                              172,598                           3,300,159

           c. Aggregate Loss Ratio                                               0.85%                               0.10%


PART II


Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

           All holders of records of the Class A Certificates issued by Honda Auto Lease Trust 1999-A (except for Honda Titling C L.P. and Honda Titling D L.P. are registered through the nominee of Cede & Co.

           The Trust used the proceeds from the issuance and sale of the securities to purchase the SUBI certificates from Honda Titling
           C L.P. and Honda Titling D L.P. American Honda Finance Corporation is servicing the Lease contracts. The Trust is relying on collections on the Lease contracts and funds on deposit in specified accounts to make payment on the securities.

           The Trust established a reserve fund to help cover any shortfalls in distributions of interest and principal on the notes.

Item 6.    Selected Financial Data
                    N/A

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
                    N/A

Item 8.    Financial Statements and Supplementary Data
                    N/A

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
                    N/A

PART III

Item 10.   Directors and Executive Officers of the Registrant
                    N/A

Item 11.   Executive Compensation
                    N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
                    N/A

Item 13.   Certain Relationships and Related Transactions
                    N/A

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBIT NO. 99

DESCRIPTION

Annual Statement to Certificateholders pursuant to Section 10.02 of the 1999-A Supplement to Servicing Agreement, dated as of July 1, 1999 HVT, Inc. as Origination Trustee, Honda Titling A L.P., Honda Titling B L.P., as UTI Beneficiaries, American Honda Finance Corporation, as Servicer, US Bank, as Trust Agent.

(b) Reports

                                  Reports                            Date
           Form 8K      The month of Aug. 1999                       (Sep.15, 1999)
                        The month of Sep. 1999                       (Oct.15, 1999)
                        The month of Oct. 1999                       (Nov.15, 1999)
                        The month of Nov. 1999                       (Dec.15, 1999)
                        The month of Dec. 1999                       (Jan.15, 2000)
                        The month of Jan. 2000                       (Feb.15, 2000)
                        The month of Feb. 2000                       (Mar.15, 2000)
                        The month of Mar. 2000                       (Apr.17, 2000)

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Honda Auto Lease Trust 1999-A
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Vice President/Finance