Form 10-K
period 2001-03-31
HONDA AUTO LEASE TRUST 1999A
filed 2001-06-27
CIK 1078973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-72303

Honda Auto Lease Trust 1999-A
(Exact name of registrant as specified in its charter)

Delaware	33-0846301
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

700 Van Ness Avenue Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310)781-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES [X] NO [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PART I

This Annual Report on Form 10-K is filed by American Honda Finance Corporation ("AHFC") as Servicer of Honda Auto Lease Trust 1999 (the "Trust") pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K responds to items/omits responses based on exemptive relief previously granted to requests on behalf of similar registrants.

The registrant is a trust with no voting securities outstanding.

Item 1. Business
          Omitted.

Item 2.  Properties

          The Trust was formed pursuant to a Securitization Trust Agreement (the "Agreement")
          dated as of July 1, 1999 between Honda Titling C L.P. and Honda Titling D L.P.
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
          "Class A-4 6.450% Certificates" and "Class A-5 6.65% Certificates") and two classes of subordinated certificates("Class B 6.650% Certificates" and "Class C 6.900% Certificates").
          The Class A, B and C Certificates were registered and publicly offered and sold.

          The assets of the 1999-A Honda Auto Lease Trust consist primarily of retail closed-end lease contracts, for Honda and Acura motor vehicles related thereto.

Item 3.   Legal Proceedings
          N/A

Item 4.  Submission of Matters to a Vote of Security Holders
          N/A

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Lease Trust 1999-A as of March 31, 2001 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	1,148	17,255
b. 61 - 90 Days Delinquent	207	3,133
c. Over 90 Days Delinquent	165	2,560

2. Delinquent Ratio:

	% of Contracts	% of Amount
a. 31 - 60 Days Delinquent	0.82%	0.79%
b. 61 - 90 Days Delinquent	0.15%	0.14%
c. Over 90 Days Delinquent	0.12%	0.12%

3. Aggregate Net Losses:

	Contracts	Amount ($000's)
a. Cumulative Net Losses	3,137	3,555
b. Original Portfolio	172,598	3,300,159
c. Aggregate Loss Ratio	1.82%	0.11%

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

          The Trust established a reserve fund to help cover any shortfalls in distributions of interest and principal on notes.

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
          N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13. Certain Relationships and Related Transactions
          N/A

PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to Certificateholders pursuant to Section 10.02 of the 1999-A Supplement to Servicing Agreement, dated as of July 1, 1999 HTV, Inc. as Origination Trustee, Honda Titling A L.P., Honda Titling B L.P., as UTI Beneficiaries, American Honda Finance Corporation, as Servicer, US Bank, as Trust Agent.

(b) Reports
Form 8K	Reports	Date
	The month of Apr. 2000	(May.15, 2000)
	The month of May. 2000	(Jun.15, 2000)
	The month of Jun. 2000	(Jul.17, 2000)
	The month of Jul. 2000	(Aug.15, 2000)
	The month of Aug. 2000	(Sep.15, 2000)
	The month of Sep. 2000	(Oct.16, 2000)
	The month of Oct. 2000	(Nov.15, 2000)
	The month of Nov. 2000	(Dec.15, 2000)
	The month of Dec. 2000	(Jan.15, 2001)
	The month of Jan. 2001	(Feb.15, 2001)
	The month of Feb. 2001	(Mar.15, 2001)
	The month of Mar. 2001	(Apr.16, 2001)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Lease Trust 1999-A Grantor
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance