Form 10-K
period 2002-03-31
HONDA AUTO LEASE TRUST 1999A
filed 2002-06-24
CIK 1078973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2002

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

Item 3.   Legal Proceedings
          N/A

Item 4.  Submission of Matters to a Vote of Security Holders
          N/A

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Lease Trust 1999-A as of March 31, 2002 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	733	9,668
b. 61 - 90 Days Delinquent	144	1,872
c. Over 90 Days Delinquent	101	1,317

2. Delinquent Ratio:

	% of Contracts	% of Amount
a. 31 - 60 Days Delinquent	1.51%	1.47%
b. 61 - 90 Days Delinquent	0.30%	0.28%
c. Over 90 Days Delinquent	0.21%	0.20%

3. Aggregate Net Losses:

	Contracts	Amount ($000's)
a. Cumulative Net Losses	40,097	49,188
b. Original Portfolio	172,598	3,300,159
c. Aggregate Loss Ratio	23.23%	1.49%

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

(b) Reports
Form 8K	Reports	Date
	The month of Apr. 2001	(May.15, 2001)
	The month of May. 2001	(Jun.15, 2001)
	The month of Jun. 2001	(Jul.16, 2001)
	The month of Jul. 2001	(Aug.15, 2001)
	The month of Aug. 2001	(Sep.17, 2001)
	The month of Sep. 2001	(Oct.15, 2001)
	The month of Oct. 2001	(Nov.15, 2001)
	The month of Nov. 2001	(Dec.17, 2001)
	The month of Dec. 2001	(Jan.15, 2002)
	The month of Jan. 2002	(Feb.15, 2002)
	The month of Feb. 2002	(Mar.15, 2002)
	The month of Mar. 2002	(Apr.15, 2002)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Lease Trust 1999-A Grantor
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John I. Weisickle
John I. Weisickle, Vice President